Form 10-Q
period 2026-03-31
Lakewood-Amedex Biotherapeutics Inc.
filed 2026-05-22
CIK 2079272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-43239

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5274304
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8031 Cooper Creek Blvd., Unit 103 University Park, Florida	34201
Address of Principal Executive Offices	Zip Code

(941) 225-2515

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LABT	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2026 was 6,995,469.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Lakewood-Amedex,” the “Company,” “we,” “us” and “our” refer to Lakewood-Amedex Biotherapeutics Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,709	$236,400
Prepaid expenses and other current assets	38,917	68,989
Total current assets	50,626	305,389

Operating lease right-of-use asset	129,519	158,852
Property and equipment, net	8,066	9,225
Other assets	8,132	8,132
Total assets	$196,343	$481,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$547,829	$381,041
Accrued expenses and other current liabilities	594,723	303,872
Accrued interest – related parties	139,100	100,881
Operating lease liability – current portion	121,044	119,306
Notes payable – related parties	1,625,000	1,500,000
Total current liabilities	3,027,696	2,405,100

Operating lease liability, net of current portion	10,295	41,035
Total liabilities	3,037,991	2,446,135

Commitments and Contingencies

Stockholders’ deficit:
Series A convertible preferred stock, voting, $0.0001 par value, 8,000,000 shares authorized; 6,590,045 shares issued and outstanding at March 31, 2026 and December 31, 2025, convertible into 1,113,224 shares of common stock, liquidation preference of $7.70 per share or $8,567,059.	659	659
Series B convertible preferred stock, voting, $0.0001 par value, 52,500,000 shares authorized; 23,811,426 shares issued and outstanding, at March 31, 2026 and December 31, 2025, convertible into 4,022,206 shares of common stock, liquidation preference of $6.22 per share or $25,001,997.	2,381	2,381
Common stock, $0.0001 par value, 125,000,000 shares authorized; 7,043,330 issued and 6,995,469 outstanding at March 31, 2026 and December 31, 2025.	704	704
Additional paid-in capital	51,579,029	51,532,849
Accumulated deficit	(54,274,421)	(53,351,130)
Treasury stock, 47,861 shares, at cost, at March 31, 2026 and December 31, 2025.	(150,000)	(150,000)
Total stockholders’ deficit	(2,841,648)	(1,964,537)
Total liabilities and stockholders’ deficit	$196,343	$481,598

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue	$—	$—

Operating expenses:
Research and development	182,147	169,703
General and administrative	703,444	371,747
Depreciation	1,159	1,159
Total operating expenses	886,750	542,609

Loss from operations	(886,750)	(542,609)

Other income (expense):
Interest income	1,078	4,307
Interest expense	(38,219)	(1,315)
Other income	600	—
Total other income (expense), net	(36,541)	2,992

Net loss	$(923,291)	$(539,617)

Basic and diluted net loss per common share	$(0.20)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	6,995,469	6,943,494

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)
Balance at January 1, 2025	6,590,045	$659	23,811,426	$2,381	6,991,355	$699	$50,059,365	$(49,503,493)	(47,861)	$(150,000)	$409,611
Stock-based compensation							53,773				53,773
Net loss								(539,617)			(539,617)
Balance at March 31, 2025	6,590,045	$659	23,811,426	$2,381	6,991,355	$699	$50,113,138	$(50,043,110)	(47,861)	$(150,000)	$(76,233)

Balance at January 1, 2026	6,590,045	$659	23,811,426	$2,381	7,043,330	$704	$51,532,849	$(53,351,130)	(47,861)	$(150,000)	$(1,964,537)
Stock-based compensation							46,180				46,180
Net loss								(923,291)			(923,291)
Balance at March 31, 2026	6,590,045	$659	23,811,426	$2,381	7,043,330	$704	$51,579,029	$(54,274,421)	(47,861)	$(150,000)	$(2,841,648)

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(923,291)	$(539,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,159	1,159
Stock-based compensation	46,180	53,773
Amortization of right-of-use asset	29,333	28,542
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,072	18,925
Accounts payable	166,788	43,855
Accrued expenses and other current liabilities	290,851	15,298
Accrued interest – related parties	38,219	1,315
Operating lease liability	(29,002)	(27,339)
Net cash used in operating activities	(349,691)	(404,089)

Cash flows from financing activities:
Proceeds from loans from related parties	125,000	200,000
Net cash provided by financing activities	125,000	200,000

Net decrease in cash and cash equivalents	(224,691)	(204,089)
Cash and cash equivalents – beginning of period	236,400	681,098
Cash and cash equivalents – end of period	$11,709	$477,009

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION, BUSINESS OVERVIEW, AND LIQUIDITY

Lakewood-Amedex Biotherapeutics Inc., a Nevada corporation (“Lakewood-Amedex” or the “Company”), headquartered in University Park, Florida, was formed on July 11, 2006 under the name Nu Pharmas, Inc. (“Nu Pharmas”).

Lakewood-Amedex is focused on leveraging unique, pioneering science to address unmet needs in the treatment of serious infectious diseases, improving patient outcomes and significantly reducing the threat posed by antibiotic-resistant bacterial strains like MRSA, NDM-1, and many others. The Company’s product candidates consist of antimicrobials that are targeted at acute and chronic infectious diseases, and which are delivered locally to the site of infection. As of April 2026, the Company has 68 patents and 36 pending patent applications covering its products and technologies for application in major pharmaceutical markets. The Company has successfully completed its first human clinical trial for its lead product, the broad-spectrum Bisphosphocin® (anti-bacterial) Nu-3 for the topical treatment of chronically infected diabetic foot ulcers. The Company plans to conduct an additional dose comparative phase 2 study which is expected to identify the dose for phase 3 and later commercialization as well as the most appropriate administration regimen for Nu-3 gel formulation in mildly infected diabetic foot ulcers. Furthermore, early-stage pipeline compounds will be further characterized to identify the best compound/clinical indication match for further non-clinical and clinical evaluation.

Liquidity and Going Concern Considerations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company recognized a net loss of approximately $0.9 million for the three months ended March 31, 2026. The Company used approximately $0.3 million in net cash from operating activities for the three months ended March 31, 2026 and has historically incurred losses from operations and expects to continue to generate negative cash flows as the Company implements its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Subsequent to March 31, 2026, on April 21, 2026, the Company completed a private offering of Series C Convertible Preferred Stock for gross proceeds of approximately $7.5 million, resulting in net proceeds to the Company of approximately $6.8 million after payment of offering-related expenses. In addition, during April 2026, the Company issued approximately $0.1 million of short-term promissory notes for working capital purposes, all of which, including accrued interest, were repaid in full following the closing of the Series C financing.

On April 23, 2026, the Company completed its listing on the Nasdaq Capital Market. In connection with the Nasdaq listing, all outstanding convertible promissory notes with an aggregate principal balance of approximately $1.5 million, together with accrued interest thereon, automatically converted into shares of the Company’s common stock pursuant to their terms. In addition, all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including accumulated but unpaid Series B dividends, automatically converted into shares of the Company’s common stock upon the Nasdaq listing.

While the Company believes the net proceeds received from the Series C financing, together with the elimination of certain debt obligations through the automatic conversions described above, have improved the Company’s liquidity position and will support operations through the fourth quarter of 2026, the Company will nevertheless require additional capital to fund operations and execute its business plan beyond that period. Accordingly, the Company intends to seek additional funding through equity financings, debt financings, strategic arrangements, grants and/or other capital sources. Management cannot provide assurance that such financing will be available on acceptable terms, or at all. As a result, substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued has not been alleviated.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed interim financial statements presented herein, and as discussed below, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive financial statements may have been condensed or omitted. The condensed balance sheet as of March 31, 2026 and the condensed statements of operations, stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025 are unaudited. The condensed statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The balance sheet as of December 31, 2025 was derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025. The accompanying condensed interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The condensed results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Comparative Amounts

Certain share and per share amounts presented in the financial statements previously issued for 2025 have been reclassified to present the effects of the reverse stock split described in Note 5.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and that affect the amount of expenses reported for each period.

Actual results could differ from those which result from using such estimates. Management also utilizes various other estimates, including but not limited to depreciation, income tax expense, the valuation of deferred tax assets, determining the fair value of the Company’s common stock, the valuation of securities underlying stock-based compensation, and lease-related estimates which include the determination of the lease term, the assessment of renewal or termination options, and the incremental borrowing rate used to measure right-of-use (ROU) assets and lease liabilities. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

Net Loss per Common Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260-10 issued by the Financial Accounting Standards Board.

Basic net loss per common share is computed by dividing net loss, adjusted for any undeclared dividends on convertible preferred stock, by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss, adjusted for any undeclared dividends on convertible preferred stock, by the weighted average number of common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options, warrants and convertible preferred stock.

	For the Three Months Ended March 31,
	2026	2025

Net loss	$923,291	$539,617
Series B cumulative dividends	493,190	493,190
Net loss attributable to common stockholders	$1,416,481	$1,032,807

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31, 2026	December 31, 2025

Series A convertible preferred shares	6,590,045	6,590,045
Series B convertible preferred shares	23,811,426	23,811,426
Common stock warrants	266,899	266,899
Stock options	1,269,772	1,269,772
Total potentially dilutive shares	31,938,142	31,938,142

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements are recorded by the Company as a reduction of research and development costs. The Company incurred research and development costs of $182,147 and $169,703 for the three months ended March 31, 2026 and 2025, respectively.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide additional disclosures about certain expense captions presented on the face of the income statement, including disaggregation of specified natural expense categories in interim and annual reporting periods. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its financial statement disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-04, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, with early adoption permitted for all entities that have adopted the amendments in Accounting Standards Update No. 2020-06. The Company is currently in the process of evaluating the effects of ASU 2024-04 on its Financial Statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

During February and March 2026, the Company issued short-term promissory notes to existing shareholders and a director in the aggregate principal amount of $125,000. The short-term notes bore interest at a rate of 12% per annum, with principal and all accrued and unpaid interest due and payable on the earlier of (i) five days following the closing of a $7.5 million financing transaction or (ii) June 30, 2026, the contractual maturity date. The Company had the right to prepay the notes without the prior written consent of the noteholders.

As of March 31, 2026, the outstanding principal balance of the short-term notes was $125,000 and accrued interest totaled $1,233.

In addition, during April 2026, the Company issued a short-term promissory note to a director in the principal amount of $43,158. Subsequent to March 31, 2026, all outstanding short-term promissory notes, including accrued interest thereon, were repaid in full following the completion of the Company’s Series C Convertible Preferred Stock financing (see Note 5 - Stockholders’ Equity).

During May 2025, the Company issued convertible promissory notes to existing investors, management, and directors in the aggregate principal amount of $1,250,000. In addition, the Company modified $250,000 of then-outstanding short-term notes payable held by directors, converting them into convertible promissory notes with terms consistent with the newly issued notes. As a result, the total principal amount of convertible notes issued in this bridge financing round was $1,500,000.

The conversion of the short-term notes into convertible notes was accounted for as a debt modification under ASC 470-50-40 (extinguishment vs. modification). This conclusion was based on an analysis of the present value of the revised cash flows, which showed a change of less than 10% compared to the original terms, and therefore did not meet the threshold for substantial modification. Additionally, while the modified notes included a contingent conversion feature, the conversion was deemed not probable as of the modification date, and thus did not represent a substantive change in economic terms. Accordingly, no gain or loss was recognized on the modification.

This bridge financing was undertaken in anticipation of a planned direct listing on the Nasdaq Stock Market and was intended to provide interim working capital for the Company’s operations.

The convertible notes bore interest at a rate of 10% per annum and matured on March 31, 2026, unless earlier converted or prepaid. Interest was payable in cash or, at the Company’s election, in-kind through the issuance of shares of the Company’s common stock.

The Company evaluated the terms of the convertible notes under the guidance of ASC 815-15 (Derivatives and Hedging – Embedded Derivatives) and ASC 470-20 (Debt – Debt with Conversion and Other Options). Based on this evaluation, the Company concluded that the embedded features, including the automatic conversion provision and interest payment alternatives, do not require bifurcation as embedded derivatives and the conversion feature qualifies for equity classification under ASC 470-20 and does not result in a beneficial conversion feature. Accordingly, the convertible notes are accounted for as conventional debt instruments and are recorded at amortized cost.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the convertible promissory notes was $1,500,000, and accrued interest totaled $137,867 and $100,881, respectively.

The Company recorded interest expense related to notes payable of $38,219 and $1,315 for the three months ended March 31, 2026 and 2025, respectively. Interest expense is included in other income (expense) in the accompanying condensed statements of operations.

Pursuant to the terms of the notes, the outstanding principal and accrued and unpaid interest automatically converted into 205,921 shares of the Company’s common stock at a fixed conversion price of $8.00 per share upon the Company’s successful listing on the Nasdaq Capital Market on April 23, 2026.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

On November 3, 2021, the Company signed a lease for new office space which commenced April 15, 2022, at University Park, Florida. The lease has an initial term of five years and an option to extend for an additional five years, with an annual base rent at inception of $93,852, annual common area maintenance charges of $15,444, proportionate share of real estate taxes estimated at $6,890 annually plus sales tax of $7,552. The base rent and common area maintenance charges increase three percent (3%) each of the following four years. The Company’s proportionate share of real estate taxes and sales taxes are accounted for as variable lease payments and amounted to $2,399 and $2,697 for the three months ended March 31, 2026 and 2025, respectively.

Rent expense was $32,714 and $33,011 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in general and administrative expense in the accompanying condensed statements of operations.

At March 31, 2026, the remaining lease term and discount rate were 1.1 years and 2.79%, respectively.

Maturity of operating lease liability at March 31, 2026 is as follows:

Year Ending December 31,
2026 (remaining)	$92,004
2027	41,179
Total lease payments	133,183
Less: Interest	(1,844)
Present value of lease liability	$131,339

Executive Employment Agreements

Effective July 1, 2025, the Company entered into employment agreements with three executives. The agreements have an indefinite term and may be terminated by either party upon 180 days’ written notice. Each agreement provides for an annual performance-based bonus determined under the Company’s bonus program established by the Board of Directors. The executives are also eligible to participate in the Company’s stock option plan and other programs and arrangements, consistent with their respective positions.

Advisory and Placement Agency Agreement

On February 10, 2025, Lakewood-Amedex Biotherapeutics Inc. executed an agreement with RBW Capital Partners LLC (“RBW”), a division of Dawson James Securities, Inc. (the “BD” and together with RBW, the “Placement Agent”) for the provision of financial advisory and financial placement agency and investment banking services, including assistance in connection with the Company’s listing on the Nasdaq Capital Market and related financing activities.

Pursuant to the terms of the agreement, upon closing of a qualified financing transaction, the Company agreed to issue to RBW with a number of shares of the Company’s common stock equal to 1.75% of the Company’s fully diluted shares outstanding immediately prior to the closing of the Company’s Series C Convertible Preferred Stock financing (the Advisory Stock). In addition, the Placement Agent was entitled to receive a cash transaction fee equal to 7.0% of the gross proceeds raised from equity and equity-linked investors introduced by the Placement Agent, together with reimbursement of certain related expenses.

On March 7, 2025, the Company and RBW entered into an amendment to the agreement pursuant to which the Company agreed that the Advisory Stock would include demand registration rights and that the Company will file a resale registration statement covering such shares within 30 days following the Company’s listing on the Nasdaq Capital Market.

Subsequent to March 31, 2026, in connection with the closing of the Company’s $7.5 million private offering of Series C Convertible Preferred Stock on April 21, 2026, the Company paid the Placement Agent a cash transaction fee of $525,000 and reimbursed related expenses of $150,000. In addition, on April 23, 2026, upon the Company’s listing on the Nasdaq Capital Market, the Company issued 272,726 shares of common stock to Raymond James Securities, Inc. representing 1.75% of the Company’s fully diluted shares outstanding immediately prior to the Series C financing.

Legal Proceedings

There are no matters currently outstanding for which any liabilities have been accrued or require disclosure.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The holders of the Company’s Common Stock are entitled to one vote per share. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series A, and Series B convertible preferred stock. The holders of Common Stock have no preemptive, subscription, redemption, or conversion rights.

Common Stock

On August 18, 2025, the Company’s Board of Directors approved, and in September 2025 a majority of the Company’s common stockholders approved by written consent, a reverse stock split of the Company’s common stock at a ratio of one-for-5.92 (1:5.92) shares (the “Reverse Split”) which became effective on September 29, 2025.

The Reverse Split was implemented to meet the Nasdaq Capital Market minimum per-share price requirement of $8.00 for qualification in connection with the Company’s planned direct listing. The action was intended to align the valuation of the Company’s common stock to satisfy this listing requirement following the conversion of all outstanding securities into common stock.

Upon effectiveness, every 5.92 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share. The Reverse Split affected all issued and outstanding shares of common stock, as well as treasury stock, shares underlying stock options, warrants, and other convertible instruments, proportionally. No fractional shares were issued as a result of the Reverse Split; any fractional shares were rounded up to the nearest whole share.

All share and per-share amounts in the accompanying condensed financial statements and related notes have been retroactively adjusted to reflect the Reverse Split for all periods presented. The number of authorized shares and the par values of the common stock and preferred stock were not adjusted as a result of the Reverse Split.

Reserved Shares

As of March 31, 2026, the Company has reserved the following shares of common stock for future issuance:

Shares reserved for future issuance under the 2020 Equity Incentive Plan	683,430
Stock options outstanding	1,269,772
Warrants outstanding	266,899
Total	2,220,101

Preferred Stock

The Company is authorized to issue a total of 60,500,000 shares of preferred stock of which 8,000,000 shares have been designated as Series A convertible preferred stock (“Series A Convertible Preferred”), and 52,500,000 shares have been designated as Series B convertible preferred stock (“Series B Convertible Preferred”).

Series A Convertible Preferred Shares are convertible to Common shares on a 1:5.92 ratio and are mandatorily converted upon an initial public offering or listing on a recognized stock exchange. Series A Convertible Preferred Shares do not accrue dividends and include anti-dilution protection.

Series B Convertible Preferred Shares accrue dividends at the rate per annum of 8% (of the Original Issue Price on a non-compounding basis) (the “Series B Accruing Dividends”) and includes anti-dilution protection. The Series B Accruing Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. The Series B Convertible Preferred Shares also participate, on an as converted basis, in any other dividends paid to the holders Series A Convertible Preferred Stock or common stock; however, no dividends have been declared or paid to any stockholders to date. All outstanding Series B Convertible Preferred Shares are automatically converted into shares of the Company’s common stock at the then-applicable conversion ratios (i) immediately prior to the closing of an underwritten public offering of Common Shares for aggregate gross proceeds of not less than $5 million and a pre-money valuation that values the Series B Convertible Shares not below their accumulated Liquidation Preference, or (ii) upon the vote of a Series B Convertible Preferred Share Majority, as defined. Upon any conversion of the Series B Convertible Preferred Shares into the Company’s common stock, all accrued and unpaid Series B Accruing Dividends are likewise payable in shares of the Company’s common stock. The conversion ratio for the Series B Convertible Preferred Shares is subject to a broad-based weighted-average adjustment provision in the event of an issuance of common stock below the Original Issue Price, subject to certain customary exceptions.

Total accumulated dividends for Series B Convertible Preferred Shares as of March 31, 2026 are approximately $10.5 million and have not been declared by the board of directors.

Subsequent to March 31, 2026, on April 23, 2026, in connection with the Company’s listing on the Nasdaq Capital Market, all outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock automatically converted into 1,113,224 and 4,022,206 shares, respectively, of the Company’s common stock in accordance with their respective terms. In addition, all accumulated and unpaid Series B Accruing Dividends totaling approximately $10.6 million, including dividends accrued through the conversion date, were settled through the issuance of 1,704,242 shares of the Company’s common stock.

On January 31, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor for the issuance and sale of 937,500 shares of newly designated Series C Convertible Preferred Stock (the “Series C Preferred”) with an aggregate stated value of $9.375 million. The Series C Preferred was issued at a 20% original issue discount for aggregate gross proceeds of $7.5 million. The financing closed on April 21, 2026, resulting in net proceeds to the Company of approximately $6.8 million after payment of placement agent fees and other offering-related expenses. Each share of Series C Preferred has a stated value of $10.00 per share.

Each share of Series C Preferred has a stated value of $10.00 per share and is convertible, at the option of the holder, at any time and from time to time, into shares of the Company’s common stock. The conversion price is equal to the lesser of (i) $10.00 per share (the “Fixed Price”) or (ii) 80% of the lowest closing sale price of the Company’s common stock during the five consecutive trading days immediately preceding the applicable conversion date (the “Variable Price”); provided, however, that the Variable Price shall not be less than $1.00 per share (the “Floor Price”). The conversion price is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions, as well as full-ratchet anti-dilution adjustments in the event the Company issues common stock at a price below the Fixed Price, subject to limitations that the Fixed Price will not exceed $10.00, and the Floor Price will not exceed $1.00.

Conversion of the Series C Preferred is subject to a beneficial ownership limitation prohibiting conversion to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock.

Holders of the Series C Preferred are entitled to receive cumulative dividends at the rate of $1.20 per share per annum (12% of the $10.00 stated value), payable monthly in cash or in kind, when and if declared by the Company’s Board of Directors and from legally available funds. Dividends commence six months following the date on which the Company’s common stock began trading on the Nasdaq Capital Market and accrue only on shares of Series C Preferred that remain outstanding and unconverted.

In the event of any liquidation, dissolution or winding up of the Company, or a Deemed Liquidation Event (as defined in the Certificate of Designation), holders of the Series C Preferred are entitled to receive, prior to any distribution to holders of common stock, an amount per share equal to the greater of (i) the stated value of $10.00 per share or (ii) the amount that would have been payable had the Series C Preferred been converted into common stock immediately prior to such event.

The Company evaluated the accounting treatment of the Series C Preferred Stock pursuant to the guidance in ASC 480, Distinguishing Liabilities from Equity, ASC 480-10-S99 related to SEC guidance on temporary equity classification, and ASC 815, Derivatives and Hedging, including the guidance on embedded derivatives under ASC 815-15. The Company concluded that the Series C Preferred Stock should be classified within permanent equity because the Series C Preferred Stock is not mandatorily redeemable, and the occurrence of any deemed liquidation events is within the Company’s control. In addition, the Company evaluated the embedded conversion, redemption and other features of the Series C Preferred Stock, including the variable conversion feature and most favored nation provisions, and determined that such features do not require bifurcation as embedded derivatives under ASC 815-15 because the features do not meet the definition of a derivative instrument pursuant to ASC 815-10. Accordingly, the Series C Preferred Stock will be recorded within stockholders’ equity, net of issuance costs.

In connection with the financing, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series C Preferred. Subsequent to March 31, 2026, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 9,375,000 shares of common stock issuable upon conversion of the Series C Preferred.

The SPA contains customary representations, warranties, covenants and closing conditions. In addition, lock-up agreements were entered into by (i) the Company’s officers, directors and holders of 10% or more of the Company’s outstanding common stock and (ii) all beneficial owners of more than 5% of the Company’s unregistered common stock. Under these agreements, such holders agreed not to sell or otherwise transfer their shares for a period commencing on the Company’s Nasdaq listing date and ending on the earlier of (a) six months following the effectiveness of the registration statement or (b) the date of full conversion of all outstanding Series C Preferred shares, unless earlier released with the prior written consent of the investor.

NOTE 6 – STOCK-BASED COMPENSATION

In November 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective in January 2021. The 2020 Plan provides for the grant of stock options and restricted stock awards to employees, directors and non-employee service providers of the Company.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. The exercise price of incentive stock options and nonqualified stock options granted under the 2020 Plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Awards generally vest over a four-year service period, although awards may be granted with different vesting terms. The 2020 Plan initially reserved 1,834,958 shares of the Company’s common stock for issuance.

Stock Options

No stock options were granted during the three months ended March 31, 2026 or 2025.

The Company recognizes stock-based compensation expense related to stock options on a straight-line basis over the requisite service periods of the individual awards. As of March 31, 2026 total unrecognized compensation expense related to unvested stock option was approximately $205,173, which is expected to be recognized over a weighted average period of approximately 1.1 years.

Warrants

No warrants were granted during the three months ended March 31, 2026 or 2025.

Summary of Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized in the accompanying condensed statements of operations:

	For the Three Months Ended March 31,
	2026	2025

Research and development	$27,452	$40,397
General and administrative	18,728	13,376
Total	$46,180	$53,773

NOTE 7 – INCOME TAXES

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes—Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information becomes available, which could affect the assumptions used in estimating the annual effective tax rate, including changes in valuation allowances against deferred tax assets, changes in tax laws or their interpretation, and the recognition or derecognition of uncertain tax positions, if any.

Due to losses incurred for all periods presented, the Company did not record an income tax provision or benefit for the three months ended March 31, 2026 and 2025. The Company has established a full valuation allowance against its deferred tax assets for all periods presented, as management has concluded that it is more likely than not that such deferred tax assets will not be realized.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. During the three months ended March 31, 2026 and 2025, the Company did not record any unrecognized tax benefits, interest or penalties related to uncertain tax positions.

NOTE 8– SEGMENTS REPORTING

The Company operates as a single operating segment focused on development of novel antimicrobial therapies. As the CODM, our Chief Executive Officer manages our company, reviews operating results, assesses performance and allocates resources on an aggregate basis using total assets and actual expenses compared to net loss. Please refer to the condensed financial statements for further information related to these measures of segment performance.

In addition to total assets and actual expenses, the CODM regularly receives disaggregated information regarding research and development expenses, general and administrative expenses, and other segment expenses. Other segment expenses include depreciation and interest expense and are presented net of interest income and other income.

The following tables present the significant expense categories reviewed by the CODM:

	For the Three Months Ended March 31,
	2026	2025
Research and Development
Personnel	$162,784	$142,624
Clinical and preclinical activities	15,733	23,449
Other	3,630	3,630
Total research and development	182,147	169,703

General and Administrative
Personnel	146,840	72,127
Professional services	427,515	201,488
Corporate expenses	92,073	60,532
Facility costs	37,016	37,600
Total general and administrative	703,444	371,747

Other Segment (Income) Expenses	37,700	(1,833)

Net Loss	$923,291	$539,617

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, except for the matters disclosed in Notes 1, 3, 4, and 5 and as discussed below, there were no material subsequent events requiring recognition or additional disclosure in the accompanying financial statements.

On April 21, 2026, the Company issued 6,579 shares of its common stock to satisfy certain outstanding legal fees payable to the Company’s SEC counsel. The shares were issued in lieu of cash payment for services previously rendered.

On April 24, 2026, the Company appointed Joseph Tucker Ph.D. to its Board of Directors as an independent director. Mr. Tucker was granted a warrant to purchase 33,784 shares of the Company’s common stock in connection with his appointment to the Board. Mr. Tucker is entitled to receive compensation of $6,000 per quarter for service as a member of the Board of Directors. Mr. Tucker also serves as a member of the Compensation Committee and the Finance, Risk, and Audit Committee, and was appointed Chair of the Governance and Nominating Committee effective May 12, 2026.

Clinical Services Agreements

In May 2025, the Company received a proposed statement of work from Pace Life Sciences (“Pace”) related to the cGMP clinical manufacturing of the Company’s Nu-3 topical gel product candidate.

On April 23, 2026, the Company authorized and committed to proceed with the full clinical manufacturing program with Pace in support of the Company’s planned clinical development activities. Pursuant to the statement of work, Pace will provide cGMP manufacturing services for Nu-3 topical gel-filled applicators, including the manufacture of applicators containing 10%, 5%, and 2% Nu-3 topical gel formulations applicators, GMP release testing, clinical distribution activities, and an 18-month International Council for Harmonisation (“ICH”) stability program.

The total estimated project cost under the statement of work is approximately $197,125, exclusive of certain pass-through and other project-related expenses. The agreement provides for milestone-based invoicing during manufacturing, testing and stability phases of the project. In addition, the Company is responsible for pass-through costs, including materials, supplies, shipping, outsourced testing, stability storage and related project expenses, which are billed at cost plus 15%. Pace may also bill additional out-of-scope services at contractual hourly rates. In the event of project cancellation prior to completion, the Company is responsible for payment for all completed work and work in process through the termination date. Payment terms under the agreement are net 30 days.

The Company expects costs incurred under the agreement to be recorded as research and development expense as services are performed.

On April 21, 2026, the Company entered into a Clinical Research Organization Agreement with Professional Education and Research Institute, LLC (“PERI”) in connection with the Company’s planned Phase 2a clinical trial for its iDFU product candidate. Pursuant to the agreement, PERI will provide clinical trial management and operational support services, including study start-up activities, site feasibility and qualification, site contracting and budgeting, institutional review board coordination, project management, clinical monitoring, site management, electronic data capture oversight, data management, database lock and archive activities, and related clinical and data management services.

The total estimated cost of services under the agreement is approximately $507,292, which will be paid based on the achievement of specified project milestones and performance of services. The agreement may be terminated by either party under customary termination provisions. The Company expenses costs associated with research and development activities as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the S-1 registration statement recently filed with the SEC. ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a clinical-stage biopharmaceutical company focused on leveraging unique, pioneering science to address unmet needs in the treatment of infectious diseases, improving patient outcomes, and significantly reducing the threat posed by antibiotic-resistant bacterial strains, including methicillin resistant Staphylococcus aureus (MRSA), vancomycin resistant Enterococci species (VRE), and others. Antimicrobial resistance (AMR) represents a growing global health crisis, being directly responsible for 1.27 million deaths annually and contributing to nearly 5 million deaths worldwide. The rapid rise of resistant pathogens has rendered many existing antibiotics ineffective against these pathogens, increasing the risk of severe infections, prolonged hospital stays, and substantial economic burdens. Despite this urgent need, the development of new antibiotics has slowed, with most advancements occurring within existing drug classes, leaving these new compounds vulnerable to resistance mechanisms.

Our product candidates consist of antimicrobials targeting acute and chronic infectious diseases, which are delivered locally to the site of infection. As of April 2026, we hold 68 issued and 36 pending patent applications for our products and technologies, with coverage in major pharmaceutical markets. We have successfully completed our first exploratory human clinical trials for our lead product, the broad-spectrum Bisphosphocin® (anti-bacterial) Nu-3, which is being developed for the topical treatment of mildly infected diabetic foot ulcers (iDFU). We plan to conduct an initial Phase 2a safety and dose response study, followed by a placebo-controlled Phase 2b dose comparative study to identify the optimal dose for Phase 3 trials and eventual commercialization. This study will also determine the most appropriate administration regimen for Nu-3 gel formation in mildly infected diabetic foot ulcers. Additionally, we are advancing early-stage pipeline compounds and are focused on further characterizing them to identify the best clinical indications for non-clinical and clinical evaluation. Advancement of any of our product candidates to the commercialization stage is completely dependent on the outcome of clinical studies that are reviewed and approved by the FDA or other comparable regulatory authorities.

Corporate History and Structure

Headquartered in University Park, Florida, we were originally incorporated in Delaware on July 11, 2006, under the name Nu Pharmas, Inc. (“Nu Pharmas”). We initially focused on antisense RNA research and the contract manufacturing of oligonucleotides. On April 9, 2007, Nu Pharmas acquired substantially all the assets of Renaissance Nutraceuticals, Inc., a Delaware corporation, and subsequently changed its name to Amedex Therapeutics, Inc. (“Amedex Therapeutics”). On November 11, 2007, Amedex Therapeutics acquired substantially all the assets of Lakewood Pharmaceuticals, Inc., a Delaware corporation. On February 1, 2008, Amedex Therapeutics changed its name to Lakewood-Amedex Inc. On June 5, 2025, the Company changed its name to Lakewood-Amedex Biotherapeutics Inc. and redomiciled as a Nevada corporation. On September 29, 2025, the Company filed a certificate of amendment to its articles of incorporation effecting a 1-for-5.92 reverse stock split.

From 2012 to 2013, we shifted our focus toward the development of small molecule antimicrobials, particularly the Bisphosphocin® class of molecules, which were discovered during the early oligonucleotide testing. Since 2014, we have continued to refine our research and development efforts to address the growing global issue of AMR.

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $0.9 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $54.3 million. Substantially all our net losses have resulted from costs incurred in connection with our R&D programs and, to a lesser extent, from general and administrative (“G&A”) costs associated with our operations. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, preclinical studies, and our other R&D activities. In addition, we incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and requirements of the Securities and Exchange Commission (“SEC”), director and officer liability insurance costs, investor and public relations costs, and other expenses.

Because of the numerous risks and uncertainties associated with the development of therapeutics, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations as planned and may be forced to reduce or terminate our operations.

We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our current or any future product candidates, which we expect will take a number of years or may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current and potential future collaborations, license agreements, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves, or even cease operations.

As of March 31, 2026, we had cash and cash equivalents of $11.7 thousand. In addition, on April 21, 2026, we received net proceeds of approximately $6.8 million from a private placement of Series C Convertible Preferred Stock. Based on our current operating plan, we estimate that our cash and cash equivalents will be sufficient to fund our operating expenses requirements through 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	182,147	$169,703	12,444
General and administrative	704,603	372,906	331,697
Total operating expenses	886,750	542,609	344,141
Loss from operations	(886,750)	(542,609)	(344,141)
Other income (expense), net:
Interest income	1,078	4,307	(3,229)
Interest expense	(38,219)	(1,315)	(36,904)
Other income	600	—	600
Total other income (expense), net	(36,541)	2,992	(39,533)
Net loss	$(923,291)	$(539,617)	$(383,674)

Research and development expenses

The following table summarizes our R&D expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change
Clinical and pre-clinical expenses	$15,733	$23,449	$(7,716)
Personnel-related expenses	162,784	142,624	20,160
Other expenses	3,630	3,630	—
Total research and development expenses	$182,147	$169,703	$12,444

Research and development expenses were $182 thousand for the three months ended March 31, 2026, compared to $170 thousand for the three months ended March 31, 2025. The increase of $12 thousand in research and development expenses was primarily attributable to a increase of approximately $20 thousand in workforce-related expenses, including the partial restoration of previously voluntary reduced compensation. The increase was partially offset by: (i) the promotion of our Chief Operating Officer to Chief Executive Officer, which resulted in the prospective change in allocation of 60% of such executive’s salary to general and administrative expenses; (ii) a decrease of approximately $13 thousand in stock-based compensation expense; and (iii) a decrease of approximately $8 thousand in clinical and regulatory expenses related to a clinical trial.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Change
Personnel-related expenses	$146,840	$72,127	$74,713
Professional services	427,515	201,488	226,027
Corporate expenses	92,073	60,532	31,541
Facility costs	37,016	37,600	(584)
Total general and administrative expenses	$703,444	$371,747	$331,697

General and administrative expenses were approximately $703 thousand for the three months ended March 31, 2026 compared to approximately $372 thousand for the three months ended March 31, 2025. The increase of approximately $331 thousand was primarily attributable: (i) an increase of approximately $75 thousand in workforce-related expenses, including the partial restoration of voluntary reduced compensation, the promotion of our Chief Operating Officer to Chief Executive Officer resulting in the prospective change in allocation of such executive’s salary to general and administrative expenses, and increased stock-based compensation expense; (ii) an increase of approximately $219 thousand in professional fees; and (iii) an increase of approximately $37 thousand in investor relations and public relations expenses. The increases in professional fees and investor relations-related expenses were primarily incurred in connection with the Company’s preparation for a proposed direct listing on Nasdaq.

Other income (expense), net

Other income (expense), net was approximately $(37) thousand for the three months ended March 31, 2026 compared to approximately $3 thousand for the three months ended March 31, 2025. The decrease of approximately $40 thousand was primarily attributable to: an increase in interest expense of approximately $37 thousand related to the issuance of convertible notes and short-term notes to provide additional working capital and support the Company’s proposed direct listing on Nasdaq; and (ii) a decrease in interest income of approximately $3 thousand.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents of $11.7 thousand. In addition, on April 21, 2026, we received net proceeds of approximately $6.8 million from a private placement of Series C Convertible Preferred Stock. Based on our current operating plan, we estimate that our cash and cash equivalents will be sufficient to fund our operating expenses requirements through 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently expect.

Material Cash Requirements from Known Contractual and Other Obligations

Leases

We lease office space in University Park, Florida, under a non-cancelable operating lease that expires on April 30, 2027. For additional information, refer to Note 4 to our condensed financial statements included elsewhere in this filing.

Research and Development Commitments

We expect to continue to incur substantial costs related to the ongoing clinical development of Nu-3 and other pipeline candidates. We have entered into new contractual commitments with CROs to support clinical trial execution. Each contract typically remains in effect through the completion of the respective clinical trial.

Cash flows

For the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended December 31,
	2026	2025
Net cash used in operating activities	$(349,691)	$(404,089)
Net cash provided by financing activities	125,000	200,000
Net decrease in cash and cash equivalents	$(224,691)	$(204,089)

Operating Activities

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2026, compared to approximately $0.4 million for the three months ended March 31, 2025, representing a decrease in cash used of approximately $0.1 million. The decrease was primarily attributable to higher non-cash adjustments and more favorable changes in working capital during the current period, partially offset by an increase in net loss.

For the three months ended March 31, 2026, cash used in operating activities was primarily driven by a net loss of approximately $0.9 million, partially offset by approximately $0.6 million of non-cash charges and favorable changes in operating assets and liabilities. Non-cash adjustments primarily consisted of stock-based compensation expense and amortization of right-of-use assets. Changes in working capital were primarily driven by increases in trade payables and accrued liabilities, partially offset by reductions in lease liabilities.

For the three months ended March 31, 2025, net cash used in operating activities of approximately $0.4 million was primarily driven by a net loss of approximately $0.5 million, partially offset by approximately $0.1 million of non-cash charges and favorable changes in operating assets and liabilities. Non-cash adjustments primarily consisted of stock-based compensation expense and amortization of right-of-use assets. Changes in working capital were primarily driven by increases in trade payables and accrued liabilities, partially offset by reductions in lease liabilities.

Financing Activities

Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2026. The proceeds were received from short-term promissory notes bearing interest at 12% per annum. The notes, including principal and accrued interest, were repaid in full in April 2026.

Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2025. The proceeds were received from a financing initially structured as short-term promissory notes bearing interest at 10% per annum. The notes were subsequently converted into short-term convertible promissory notes under the same interest terms. The convertible notes, including principal and accrued interest, were converted into the Company’s common stock in April 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2026, there were no changes to the application of critical accounting policies previously disclosed in our Registration Statement on Form S-1 (file no. 333-292664).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have identified material weaknesses in its internal controls over financial reporting, The material weaknesses identified include the following: (i) the Company’s documentation of its system of internal controls (including specific control policies and procedures) is limited, (ii) Segregation of duties in the handling of cash, cash receipts, and cash disbursements is limited primarily based on the small number of employees that comprise the Company’s workforce, (iii) Lack of adequate management review controls over significant accounting areas, including calculations of investments, earnings per share, stock-based compensation, income tax provision, and ROU lease schedules, and (iv) Information technology general controls are not designed and operating effectively to ensure that access to applications and data were adequately restricted to appropriate personnel, ensure segregation of duties, and appropriately monitor the activities of the individuals with access to modify data. As of March 31, 2026, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

The Company is in the process of evaluating and implementing remediation measures intended to address these material weaknesses, including enhancing documentation and review procedures, improving access and monitoring controls, and utilizing external consultants or other resources where appropriate. However, remediation efforts are constrained in part by the Company’s limited number of employees and resources. While management is committed to strengthening the Company’s internal control environment, there can be no assurance regarding the timing of completion or whether the implemented measures will fully remediate the identified material weaknesses.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that unaudited condensed financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Controls

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

On January 31, 2026, we entered into a securities purchase agreement with an accredited investor, pursuant to which we sold, in a private placement exempt from registration provided by Rule 506(b) of the Securities Act, an aggregate of 937,500 shares of Series C Preferred Stock at a price of $10.00 per share, subject to a 20% discount. The securities purchase agreement was a binding contract for the investor, subject only to conditions outside of the investor’s control. The sole investor is an accredited investor that was introduced to the Company through RBW in August 2025. The financing closed on April 21, 2026, resulting in net proceeds to the Company of approximately $6.8 million after payment of placement agent fees and other offering-related expenses. Each share of Series C Preferred has a stated value of $10.00 per share.

In accordance with the securities purchase agreement, we amended our articles and filed a certificate of designation to create a new class of Series C Preferred Stock, with an authorized number of 937,500 shares, with the following terms.

The Series C Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock in an amount determined by the stated value divided by the conversion price.

The conversion price is equal to the lower of (i) $10.00 (the “Fixed Price”), or (ii) 80% of the lowest closing sale price of the Common Stock during the five consecutive trading days immediately preceding the conversion date or other date of determination (the “Variable Price”), but which Variable Price will not be lower than the floor price of $1.00 (the “Floor Price”). The conversion price will be subject to certain adjustments, including if we sell Common Stock at a price lower than the Fixed Price, and in the event of stock splits, stock dividends, and similar transactions (provided that the Fixed Price will not exceed $10.00 and the Floor Price will not exceed $1.00). The Series C Preferred Stock cannot be converted to Common Stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of our outstanding Common Stock.

Holders of Series C Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds of the Company legally available therefor, monthly dividends, at the rate of $1.20 per share per year, or 12.0% of the Fixed Price of $10.00 per share, which dividends will be cumulative, and payable in cash or in kind, commencing six months after the date that the Common Stock commenced trading on Nasdaq.

In the event of any liquidation of the Company or any Deemed Liquidation Event (as defined in the articles), holders of Series C Preferred Stock are entitled to an amount per share equal to the greater of (a) the stated value; or (b) such amount per share as would have been payable had all Series C Preferred Stock been converted into Common Stock immediately prior to such event, prior to any payment with respect to the Common Stock.

(b)	Use of Proceeds

None

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Index	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.2	Articles of Conversion (incorporated by reference to Exhibit 3.2 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.3	Certificate of Amendment dated September 29, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.4	Form of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.1	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.2	Form of Stock Option Agreement (Employee) under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.3	Form of Stock Option Agreement (Non-Employee) under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.4	Employment Agreement, dated September 15, 2025, by and between the Company and Thomas Balzer (incorporated by reference to Exhibit 10.4 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.5	Employment Agreement, dated September 15, 2025, by and between the Company and Kelvin Cooper (incorporated by reference to Exhibit 10.5 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.6	Employment Agreement, dated September 15, 2025, by and between the Company and Peter Ceccacci (incorporated by reference to Exhibit 10.6 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.7	Board of Directors Agreement, dated April 24, 2026, between the Company and Joseph Tucker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.8	Warrant Agreement, dated April 24, 2026, between the Company and Joseph Tucker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.9	Board of Directors Agreement, dated July 1, 2021, between the Company and Douglas Joseph Manion (incorporated by reference to Exhibit 10.8 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.10	Board of Directors Agreement, dated July 12, 2017, between the Company and Leonard J. DeRoma (incorporated by reference to Exhibit 10.9 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.11	Registration Rights Agreement, dated January 31, 2026, between the Company and the Purchaser (incorporated by reference to Exhibit 10.10 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.12	Securities Purchase Agreement, dated January 31, 2026, between the Company and the Purchaser (incorporated by reference to Exhibit 10.11 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.13	Certificate of Designations of Preferences, Limitations, Restrictions and Relative Rights of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 10.12 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.14	Form of Warrant Agreement between the Company and the Holder (incorporated by reference to Exhibit 10.13 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.15	Financial Advisory and Placement Agency Agreement, dated February 10, 2025, by and between the Company and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.16	Amendment to Financial Advisory and Placement Agency Agreement, dated March 7, 2025, by and between Company and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
31.1*	Certification of Chief Executive Officer, dated May 22, 2026 pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated May 22, 2026 pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer , dated May 22, 2026 pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, dated May 22, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

By:	/s/ Kelvin Cooper
Name:	Kelvin Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter Ceccacci
Name:	Peter Ceccacci
Title:	Chief Financial Officer
(Principal Financial Officer)

Dated: May 22, 2026