Form 10-Q
period 2026-06-30
Lakewood-Amedex Biotherapeutics Inc.
filed 2026-08-14
CIK 2079272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of common stock outstanding as of August 3, 2026 was 2,369,688.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Lakewood-Amedex,” the “Company,” “we,” “us” and “our” refer to Lakewood-Amedex Biotherapeutics Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,584,774	$236,400
Investments	2,000,000	—
Interest receivable	4,526	—
Prepaid expenses and other current assets	255,999	68,989
Total current assets	4,845,299	305,389

Operating lease right-of-use asset	99,981	158,852
Property and equipment, net	6,908	9,225
Other assets	7,821	8,132
Total assets	$4,960,009	$481,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$165,942	$381,041
Accrued expenses and other current liabilities	361,365	303,872
Accrued interest – related parties	—	100,881
Operating lease liability – current portion	101,619	119,306
Notes payable – related parties	—	1,500,000
Total current liabilities	628,926	2,405,100

Operating lease liability, net of current portion	—	41,035
Total liabilities	628,926	2,446,135

Commitments and Contingencies

Stockholders’ equity (deficit):
Series A convertible preferred stock, voting, $0.0001 par value, 8,000,000 shares authorized; 0 and 6,590,045 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	659
Series B convertible preferred stock, voting, $0.0001 par value, 52,500,000 shares authorized; 0 and 23,811,426 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	2,381
Series C convertible preferred stock, voting, $0.0001 par value, 937,500 shares authorized; 497,157 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	50	—
Common stock, $0.0001 par value, 12,500,000 shares authorized; 2,173,986 issued and 2,169,199 outstanding at June 30, 2026; 704,435 issued and 699,648 outstanding at December 31, 2025.	217	70
Additional paid-in capital	73,120,812	51,533,483
Accumulated deficit	(68,639,996)	(53,351,130)
Treasury stock, 4,787 shares, at cost, at June 30, 2026 and December 31, 2025.	(150,000)	(150,000)
Total stockholders’ equity (deficit)	4,331,083	(1,964,537)
Total liabilities and stockholders’ equity (deficit)	$4,960,009	$481,598

The accompanying notes are an integral part of these condensed financial statements.

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	503,020	146,901	685,167	316,605
General and administrative	3,285,481	489,325	3,988,926	861,071
Depreciation	1,159	1,158	2,317	2,317
Total operating expenses	3,789,660	637,384	4,676,410	1,179,993

Loss from operations	(3,789,660)	(637,384)	(4,676,410)	(1,179,993)

Other income (expense):
Interest income	28,285	5,390	29,363	9,697
Interest expense	(10,633)	(23,949)	(48,852)	(25,264)
Other income	—	—	600	—
Total other income (expense), net	17,652	(18,559)	(18,889)	(15,567)

Net loss	$(3,772,008)	$(655,943)	$(4,695,299)	$(1,195,560)

Basic and diluted net loss per common share	$(2.75)	$(1.66)	$(5.01)	$(3.15)

Weighted average number of common shares outstanding, basic and diluted	1,419,767	694,450	1,061,697	694,450

The accompanying notes are an integral part of these condensed financial statements.

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)

Balance at January 1, 2025	6,590,045	$659	23,811,426	$2,381	-	$-	699,237	$70	$50,059,994	$(49,503,493)	(4,787)	$(150,000)	$409,611
Stock-based compensation	-	-	-	-	-	-	-	-	53,773	-	-	-	53,773
Net loss	-	-	-	-	-	-	-	-	-	(539,617)	-	-	(539,617)
Balance at March 31, 2025	6,590,045	659	23,811,426	2,381	-	-	699,237	70	50,113,767	(50,043,110)	(4,787)	(150,000)	(76,233)
Stock-based compensation	-	-	-	-	-	-	-	-	48,925	-	-	-	48,925
Net loss	-	-	-	-	-	-	-	-	-	(655,943)	-	-	(655,943)
Balance at June 30, 2025	6,590,045	$659	23,811,426	$2,381	-	$-	699,237	$70	$50,162,692	$(50,699,053)	(4,787)	$(150,000)	$(683,251)

Balance at January 1, 2026	6,590,045	$659	23,811,426	$2,381	-	$-	704,435	$70	$51,533,483	$(53,351,130)	(4,787)	$(150,000)	$(1,964,537)
Stock-based compensation	-	-	-	-	-	-	-	-	46,180	-	-	-	46,180
Net loss	-	-	-	-	-	-	-	-	-	(923,291)	-	-	(923,291)
Balance at March 31, 2026	6,590,045	659	23,811,426	2,381	-	-	704,435	70	51,579,663	(54,274,421)	(4,787)	(150,000)	(2,841,648)
Issuance of Series C Preferred Stock, net of issuance costs of $697,905	-	-	-	-	937,500	94	-	-	6,802,001	-	-	-	6,802,095
Conversion of Series A Preferred Stock	(6,590,045)	(659)	-	-	-	-	111,358	11	648	-	-	-	-
Conversion of Series B Preferred Stock into common stock	-	-	(23,811,426)	(2,381)	-	-	402,226	40	2,341	-	-	-	-
Series B Preferred Stock accumulated dividends accrued	-	-	-	-	-	-	-	-	-	(10,593,567)	-	-	(10,593,567)
Conversion of accrued Series B Preferred Stock dividends into common stock	-	-	-	-	-	-	170,425	17	10,593,550	-	-	-	10,593,567
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	-	-	20,600	2	1,647,317	-	-	-	1,647,319
Conversion of Series C Preferred Stock for common stock	-	-	-	-	(440,343)	(44)	737,011	74	(30)	-	-	-	-
Stock issued for professional services	-	-	-	-	-	-	27,931	3	2,434,077	-	-	-	2,434,080
Stock-based compensation	-	-	-	-	-	-	-	-	61,245	-	-	-	61,245
Net loss	-	-	-	-	-	-	-	-	-	(3,772,008)	-	-	(3,772,008)
Balance at June 30, 2026	-	$-	-	$-	497,157	$50	2,173,986	$217	$73,120,812	$(68,639,996)	(4,787)	$(150,000)	$4,331,083

The accompanying notes are an integral part of these condensed financial statements.

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,695,299)	$(1,195,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,317	2,317
Stock-based compensation	107,425	102,698
Amortization of right-of-use asset	58,871	57,277
Issuance of common stock for professional services	2,434,080	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(191,225)	40,262
Accounts payable	(215,099)	(86,945)
Accrued expenses and other current liabilities	57,493	197,412
Accrued interest - related parties	46,438	25,264
Operating lease liability	(58,722)	(55,368)
Net cash used in operating activities	(2,453,721)	(912,643)

Cash flows from investing activities:
Purchases of investments	(2,000,000)	-
Net cash used in investing activities	(2,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of Series C Convertible Preferred Stock, net of issuance costs of $697,905	6,802,095	-
Proceeds from notes payable - related parties	168,158	1,500,000
Proceeds from notes payable – other	30,000	-
Repayment of notes payable - related parties	(168,158)	-
Repayment of notes payable - other	(30,000)	-
Net cash provided by financing activities	6,802,095	1,500,000

Net increase in cash and cash equivalents	2,348,374	587,357
Cash and cash equivalents - beginning of period	236,400	681,098
Cash and cash equivalents - end of period	$2,584,774	$1,268,455

Supplemental disclosure of cash flow information:
Cash paid during the six months ended for:
Interest	$2,409	$-

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$1,500,000	$-
Conversion of convertible notes payable accrued interest into common stock	$147,319	$-

The accompanying notes are an integral part of these condensed financial statements.

LAKEWOOD-AMEDEX BIOTHERAPEUTICS INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Lakewood-Amedex Biotherapeutics Inc. (“Lakewood-Amedex” or the “Company”) is a Nevada corporation headquartered in University Park, Florida. The Company was originally incorporated on July 11, 2006 under the name Nu Pharmas, Inc. and redomiciled from Delaware to Nevada in June 2025.

The Company is a clinical-stage biotechnology company focused on the development of novel antimicrobial therapeutics for the treatment of serious infectious diseases, including infections caused by antibiotic-resistant bacteria. The Company’s product candidates are designed for localized delivery to the site of infection for the treatment of both acute and chronic infectious diseases.

As of June 30, 2026, the Company owned 71 issued patents and had 30 pending patent applications covering its product candidates and related technologies.

The Company’s lead product candidate, Nu-3 (Bisphosphocin® gel formulation), is being developed as a topical antimicrobial therapy for the treatment of infections in diabetic foot ulcers. The Company has completed a Phase 1 safety study and an exploratory Phase 2 clinical trial of Nu-3 and is preparing to start a Phase 2a dose-comparison clinical study to evaluate dosing and administration for the treatment of mildly infected diabetic foot ulcers (“iDFU”). The Company is also continuing preclinical development activities for additional antimicrobial product candidates.

On April 23, 2026, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol LABT.

Liquidity and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company incurred a net loss of approximately $4.7 million for the six months ended June 30, 2026 and used approximately $2.5 million in net cash from operating activities during the same period. The Company has historically incurred recurring operating losses and negative operating cash flows and expects to continue to incur operating losses and consume cash as it executes its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued.

During the quarter ended June 30, 2026, the Company completed the issuance of 937,500 shares of Series C Convertible Preferred Stock (“Series C Financing”) for aggregate gross proceeds of approximately $7.5 million and net proceeds of approximately $6.8 million after deducting placement agent commissions and other offering costs. In addition, the Company repaid in full all short-term promissory notes issued during April 2026, together with accrued interest, using a portion of the proceeds from the financing.

On April 23, 2026, the Company completed its direct listing on the Nasdaq Capital Market. In connection with the listing, all outstanding convertible promissory notes with an aggregate principal balance of approximately $1.5 million, together with accrued interest thereon, automatically converted into shares of the Company’s common stock in accordance with their terms. In addition, all outstanding shares of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, including all accumulated and unpaid Series B dividends, automatically converted into shares of the Company’s common stock in accordance with their terms.

Management believes that the net proceeds from the Series C Financing, together with the elimination of outstanding debt obligations through the automatic conversions completed in connection with the Nasdaq listing, have significantly strengthened the Company’s balance sheet and improved its near-term liquidity. Based on its current operating plan, management believes these actions are expected to provide sufficient liquidity to fund operations into the first quarter of 2027.

The Company will require additional capital to fund operations beyond that period and to execute its long-term business plan. Accordingly, management intends to pursue additional capital through one or more equity financings, debt financings, strategic partnerships, licensing arrangements, government grants or other financing alternatives. There can be no assurance that such financing will be available on acceptable terms, or at all.

The Company’s Nasdaq listing also provides management with increased access to the public capital markets, which management believes enhances the Company’s ability to pursue future financing opportunities.

Because the Company will require additional financing within one year after the date these condensed financial statements are issued and such financing is not considered probable under the provisions of ASC 205-40, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

The condensed balance sheet as of June 30, 2026 and the condensed statements of operations, stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2026 and 2025 are unaudited. The balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP for annual financial statements. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2025 included in the Company’s Registration Statement on Form S-1, as amended.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial condition as of June 30, 2026 and results of its operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or for any future interim period.

Comparative Amounts

Certain share and per share amounts presented in these condensed financial statements have been retroactively adjusted to reflect the one-for-5.92 reverse stock split that became effective on September 29, 2025 and the one-for-ten reverse stock split that became effective on June 19, 2026, each as described in Note 6. As a result, certain share and per share amounts previously reported for prior periods have been revised to conform to the current presentation.

Upon review of the comparative period amounts, Management determined that the Company had not appropriately reflected the retroactive effect of its one-for-5.92 reverse stock split, which was effective on September 29, 2025, in its previously issued financial statements for the three and six months ended June 30, 2025.

Accordingly, the comparative June 30, 2025 information presented herein has been revised to reflect the reverse stock split on the correct retroactive basis. The correction had no impact on the Company's previously reported total assets, total liabilities, stockholders' equity (deficit), net loss, or cash flows. The correction affected common shares outstanding, loss per share, weighted-average shares outstanding, and certain related equity disclosures. See the additional disclosures in Note 2, "Net Loss per Common Share."

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed financial statements and related disclosures. Significant estimates include, but are not limited to, the valuation of stock-based compensation awards, the assessment of deferred tax assets and related valuation allowances, lease-related assumptions, including the determination of the incremental borrowing rate used in measuring lease liabilities and right-of-use assets, and other estimates and assumptions used in the preparation of the accompanying condensed financial statements.

Management bases its estimates on historical experience and on various other factors believed to be reasonable under the circumstances. Actual results could differ materially from those estimates. Management reviews its estimates on an ongoing basis, and revisions are recognized in the period in which the facts and circumstances giving rise to the revisions become known.

Concentrations of Credit Risk

The Company maintains cash balances with financial institutions and invests a portion of its excess cash in certificates of deposit that are presented as investments in the accompanying condensed balance sheet. Cash deposits and investments may, from time to time, exceed federally insured limits.

The Company’s investment policy is designed to preserve principal by diversifying investments among multiple financial institutions, with individual certificates generally limited to approximately the applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Management periodically monitors the creditworthiness of the financial institutions holding the Company’s deposits and issuing its certificates of deposit and believes that the Company is not exposed to significant concentrations of credit risk.

Fair Value Measurements

The Company follows the provisions of ASC 820, Fair Value Measurement, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and other observable market data.

●	Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The carrying amounts of cash and cash equivalents, interest receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short-term nature of these instruments.

At June 30, 2026, the Company held approximately $2.0 million of certificates of deposit with original maturities greater than 90 days and less than a year, which are presented as investments in the accompanying condensed balance sheet and are carried at amortized cost, which approximates fair value due to short-term nature. Interest receivable on these investments is presented separately in the accompanying condensed balance sheet. The estimated fair value would be categorized within Level 2 of the fair value hierarchy.

There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2026 or 2025.

Preferred Stock

The Company accounts for its preferred stock in accordance with the applicable provisions of ASC 480, Distinguishing Liabilities from Equity, ASC 480-10-S99 and ASC 815, Derivatives and Hedging. Preferred stock that is mandatorily redeemable is classified as a liability. Preferred stock that is conditionally redeemable or redeemable upon events not solely within the Company’s control is classified as temporary equity. Preferred stock that is neither mandatorily redeemable nor conditionally redeemable is classified as permanent equity.

The Company’s outstanding Series C Convertible Preferred Stock is classified within stockholders’ equity because it is not mandatorily redeemable and the Company concluded that its embedded conversion and other features do not require separate accounting as derivative instruments under ASC 815.

Net Loss per Common Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260-10 issued by the Financial Accounting Standards Board.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company reported a net loss for each period presented, all potentially dilutive securities were anti-dilutive and, accordingly, diluted net loss per common share equals basic net loss per common share.

The following tables reconcile net loss to net loss attributable to common stockholders:

	For the Three Months Ended June 30,
	2026	2025

Net loss	$3,772,008	$655,943
Series B cumulative dividends	126,037	498,670
Net loss attributable to common stockholders	$3,898,045	$1,154,613

	For the Six Months Ended June 30,
	2026	2025

Net loss	$4,695,299	$1,195,560
Series B cumulative dividends	619,228	991,860
Net loss attributable to common stockholders	$5,314,527	$2,187,420

Subsequent to the filing of the Company's financial statements for the three and six months ended June 30, 2025, management identified an error in the calculation of net loss attributable to common stockholders used in determining basic and diluted loss per share. The error resulted from the omission of undeclared dividends on the Series B Convertible Preferred Stock of $498,670 and $991,860 for the three and six months ended June 30, 2025, respectively. The amounts presented in the table above have been revised to reflect the correct net loss attributable to common stockholders for those periods.

In addition, the Company did not appropriately reflect the impact of the 1-for-5.92 reverse stock split that became effective on September 29, 2025. In accordance with ASC 260, all share and per-share amounts for periods presented should have been retrospectively adjusted to reflect the reverse stock split. As a result, weighted-average common shares outstanding were previously reported as 41,104,826 for the three and six months ended June 30, 2025, but should have been reported as 6,943,383. Accordingly, basic and diluted loss per share was previously reported as $0.03 and $0.05 for the three and six months ended June 30, 2025, respectively, but should have been reported as $0.17 and $0.32.

The following potential dilutive securities were excluded from the computation of diluted net loss per common share because their effect would have been anti-dilutive:

	June 30, 2026	June 30, 2025

Series A convertible preferred shares	—	111,358
Series B convertible preferred shares including the cumulative dividends	—	546,469
Common stock warrants	30,076	26,697
Stock options	126,988	64,148
Total potentially dilutive shares	157,064	748,672

The Company has outstanding Series C convertible preferred shares that are convertible into common stock at a conversion rate determined by the market price of the Company's common stock on the conversion date as described under the terms of the agreement. Because the conversion rate is variable, the number of shares issuable upon conversion cannot be determined until the conversion date. These securities were excluded from the table above and the computation of diluted net loss per share for the period presented because their inclusion would have been anti-dilutive.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements are recorded by the Company as a reduction of research and development costs. The Company incurred research and development costs of $503,020 and $685,167 for the three and six months ended June 30, 2026, respectively, and $146,901 and $316,605 for the three and six months ended June 30, 2025, respectively.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments establish guidance for the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements and related disclosures.

NOTE 3 – INVESTMENTS

At June 30, 2026, the Company held certificates of deposit with an aggregate carrying value of $2,000,000, which are classified as investments in the accompanying condensed balance sheet. The certificates of deposit have original maturities greater than 90 days but mature within one year of purchase. Accordingly, they are not classified as cash equivalents.

The Company’s investment portfolio consists of multiple bank-issued certificates of deposit purchased through a brokerage account. The certificates of deposit are carried at amortized cost, which approximates fair value due to their relatively short maturities. Accrued interest is recorded separately as interest receivable.

Interest earned on the certificates of deposit is recognized as interest income in the accompanying condensed statements of operations. Interest income totaled $28,285 and $29,363 for the three and six months ended June 30, 2026, respectively, compared with $5,390 and $9,697 for the three and six months ended June 30, 2025, respectively.

The Company held no investments at December 31, 2025.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

Short-Term Promissory Notes

During February, March and April 2026, the Company issued unsecured short-term promissory notes to certain existing shareholders and a director in the aggregate principal amount of $168,158 for working capital purposes. The notes bore interest at 12% per annum and were repayable upon the earlier of the closing of the Company’s Series C Convertible Preferred Stock financing or their stated maturity dates.

On April 21, 2026, following the closing of the Company’s Series C Convertible Preferred Stock financing, all outstanding short-term promissory notes, together with accrued interest thereon, were repaid in full. Accordingly, no short-term promissory notes were outstanding as of June 30, 2026.

Convertible Promissory Notes

During May 2025, the Company issued convertible promissory notes in the aggregate principal amount of $1,500,000 to existing investors, members of management and directors to provide interim working capital pending the Company’s anticipated direct listing on the Nasdaq Capital Market. The notes bore interest at 10% per annum and provided for the automatic conversion of all outstanding principal and accrued interest into shares of the Company’s common stock upon the Company’s Nasdaq listing.

On April 23, 2026, in connection with the Company’s direct listing on the Nasdaq Capital Market, all outstanding convertible promissory notes, together with accrued and unpaid interest totaling approximately $147,000, automatically converted into an aggregate of 20,600 shares of the Company’s common stock in accordance with their terms. As a result of the conversion, no convertible promissory notes remained outstanding as of June 30, 2026.

The Company recorded interest expense related to notes payable of $10,633 and $48,852 for the three and six months ended June 30, 2026, respectively, and $23,949 and $25,264 for the three and six months ended June 30, 2025, respectively. Interest expense is included in other income (expense) in the accompanying condensed statements of operations.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease Agreement

On November 3, 2021, the Company signed a lease for new office space which commenced April 15, 2022, at University Park, Florida. The lease has an initial term of five years and an option to extend for an additional five years, with an annual base rent at inception of $93,852, annual common area maintenance charges of $15,444, proportionate share of real estate taxes estimated at $6,890 annually plus sales tax of $7,552. The base rent and common area maintenance charges increase three percent (3%) each of the following four years. The Company’s proportionate share of real estate taxes and sales taxes are accounted for as variable lease payments and amounted to $2,399 and $2,711 for the three months ended June 30, 2026 and 2025, respectively, and $4,799 and $5,408 for the six months ended June 30, 2026 and 2025, respectively.

Rent expense was $35,172 and $67,886 for the three and six months ended June 30, 2026, respectively, and $33,026 and $66,037 for the three and six months ended June 30, 2025, respectively. These amounts are included in general and administrative expenses in the accompanying condensed statements of operations.

At June 30, 2026, the remaining lease term and discount rate were 0.8 years and 2.79%, respectively.

Maturity of operating lease liability at June 30, 2026 is as follows:

Year Ending December 31,
2026 (remaining)	$61,506
2027	41,179
Total lease payments	102,685
Less: Interest	(1,066)
Present value of lease liability	$101,619

Clinical Services Agreements

During the second quarter of 2026, the Company entered into and committed to certain clinical manufacturing and clinical research agreements in support of its planned Phase 2a clinical trial for its Nu-3 topical gel product candidate. Costs incurred under these agreements are recognized as research and development expense as the related services are performed.

In May 2025, the Company received a proposed statement of work from Pace Life Sciences (“Pace”) related to the cGMP clinical manufacturing of the Company’s Nu-3 topical gel product candidate. During 2025, the Company did not commit to the full manufacturing program and was obligated only for limited preliminary supplies that were ordered and paid for during the period.

On April 23, 2026, the Company authorized and committed to proceed with the full clinical manufacturing program with Pace in support of the Company’s planned clinical development activities. Pursuant to the statement of work, Pace will provide cGMP clinical manufacturing services for Nu-3 topical gel-filled applicators, including Phase A – cGMP clinical manufacturing, Phase B – labeling and kitting of Nu-3 applicators, and Phase C – an 18-month International Council for Harmonisation (“ICH”) stability program.

The statement of work provides for fixed contractual fees totaling approximately $197,125 for the Phase A, Phase B and Phase C activities, which are invoiced based on specified project milestones. In addition, the Company is responsible for pass-through costs, including materials, supplies, shipping, irradiation, outsourced testing, stability storage and other project-related expenses, which are billed at cost plus 15% and are currently estimated to approximate 40% to 45% of the fixed contractual fees. Pace may also invoice additional out-of-scope services, including document revisions, raw data packages, investigations and retesting, at contractual hourly rates. The agreement may be terminated by either party under customary termination provisions; however, in the event of cancellation prior to completion, the Company remains responsible for payment of all completed work and work in process through the termination date.

Through June 30, 2026, the Company had incurred costs of approximately $58,610 under the agreement, consisting of approximately $32,437 related to the Phase A, Phase B and Phase C contractual activities and approximately $26,173 of pass-through costs. Based on the current statement of work, the Company expects to incur additional costs to complete the project, although the ultimate amount will depend on the actual pass-through costs incurred and any approved changes in the scope of work.

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

The agreement provides for professional service fees totaling approximately $507,292, payable based on the achievement of specified project milestones and the performance of services. In addition, the Company expects to incur approximately $466,807 of pass-through costs related to the clinical trial, resulting in an aggregate estimated project cost of approximately $974,099. The agreement may be terminated by either party under customary termination provisions.

Through June 30, 2026, the Company had incurred costs of approximately $190,382 under the agreement, consisting of $125,000 for services performed and $65,382 of pass-through costs. Based on the current statement of work, approximately $783,717 of the estimated aggregate project cost remained to be incurred as of June 30, 2026, subject to changes in the scope of services, pass-through costs, and other project-related activities

Advisory and Placement Agency Agreement

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

Pursuant to the terms of the agreement, upon closing of a qualified financing transaction, the Company agreed to pay the Placement Agent a cash transaction fee equal to 7.0% of the gross proceeds raised from investors introduced by the placement agent, reimburse certain expenses, and issue shares of the Company’s common stock equal to 1.75% of the Company’s fully diluted common stock outstanding immediately prior to the closing of the Company’s Series C Convertible Preferred Stock financing (the “Advisory Stock”). On March 7, 2025, the parties amended the agreement to provide the Advisory Stock with demand registration rights and to require the Company to file a resale registration statement covering such shares following the Company’s Nasdaq listing.

In connection with the closing of the Company’s Series C Convertible Preferred Stock on April 21, 2026, the Company paid the Placement Agent a cash transaction fee of $525,000 and reimbursed offering-related expenses of $150,000, which were recorded as issuance costs. In addition, upon the Company’s listing on the Nasdaq Capital Market on April 23, 2026, the Company issued 27,273 shares of common stock to the Placement Agent representing the advisory hares (the “Advisory Shares”) issued as consideration pursuant to the placement agency agreement and valued at $2,359,080.

Subsequent to June 30, 2026, the agreement terminated effective August 6, 2026 following the Company’s delivery of written notice on July 8, 2026. The Company has no continuing obligations under the agreement other than those that expressly survive termination.

Legal Proceedings

There are no matters currently outstanding for which any liabilities have been accrued or require disclosure.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company’s authorized capital stock consists of common stock and preferred stock, each having a par value of $0.0001 per share.

The holders of the Company’s Common Stock are entitled to one vote for each share held. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. The Company has not declared or paid any dividends on its common stock, and it currently intends to retain any future earnings to fund the operation and expansion of its business. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities and any preferential amounts payable to holders of any outstanding preferred stock. The holders of Common Stock have no preemptive, subscription, redemption, or conversion rights.

Common Stock

During the six months ended June 30, 2026, the Company completed its financing through the issuance of Series C Convertible Preferred Stock, effected a reverse stock split, and completed the direct listing of its common stock on the Nasdaq Capital Market, resulting in significant changes to the Company’s capital structure.

On September 29, 2025, the Company effected a one-for-5.92 (1:5.92) reverse stock split of its common stock (the “2025 Reverse Split”). The 2025 Reverse Split was approved by the Board of Directors on August 18, 2025 and by the Company’s stockholders by written consent in September 2025. The 2025 Reverse Split was implemented in connection with the Company’s planned listing on the Nasdaq Capital Market and did not affect the number of authorized shares of common stock.

On June 19, 2026, the Company effected a one-for-ten (1:10) reverse stock split of its common stock (the “2026 Reverse Split”). The 2026 Reverse Split was approved by the Board of Directors on June 1, 2026 and became effective upon the filing of Articles of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. The amendment effected both the one-for-ten reverse split of the Company’s common stock and a proportional reduction in the number of authorized shares of common stock. The number of authorized shares of preferred stock was not affected.

The 2026 Reverse Split was implemented in accordance with the requirements of the Securities Purchase Agreement governing the Company’s Series C Convertible Preferred Stock.

Each reverse stock split affected the Company’s issued and outstanding shares of common stock, treasury shares, stock options, warrants and all other securities exercisable for or convertible into common stock on a proportionate basis. No fractional shares were issued in connection with either reverse stock split. Fractional interests resulting from either reverse stock split were rounded up to the nearest whole share.

All share and per-share amounts presented in these condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to give effect to both the 2025 Reverse Split and the 2026 Reverse Split for all periods presented. The par value of the Company’s common stock and preferred stock was not affected by either reverse stock split.

During the three months ended June 30, 2026, the Company issued 658 shares of Common Stock to its SEC counsel in consideration for legal services provided in connection with the Company's securities filings and Nasdaq listing. The shares were valued at approximately $75,000 and the amount was recorded as professional fees.

Reserved Shares

As of June 30, 2026, the Company has reserved the following shares of common stock for future issuance:

Shares reserved for future issuance under the 2020 Equity Incentive Plan	68,343
Stock options outstanding	126,988
Warrants outstanding	30,076
Issuance upon conversion of Series C Convertible Preferred Stock	200,489
Total	425,896

Preferred Stock

The Company is authorized to issue a total of 60,500,000 shares of preferred stock, par value $0.0001 per share, of which 8,000,000 shares have been designated as Series A convertible preferred stock (“Series A Preferred”), and 52,500,000 shares have been designated as Series B convertible preferred stock (“Series B Preferred”).

Series A and Series B Convertible Preferred Stock

Immediately prior to the Company’s direct listing on the Nasdaq Capital Market on April 23, 2026, all outstanding shares of Series A Preferred and Series B Preferred automatically converted into shares of the Company’s common stock in accordance with their respective Certificates of Designation.

Following the 2026 Reverse Split, the Series A Preferred converted into 111,358 shares of common stock and the Series B Preferred, including the accumulated and unpaid dividends through the conversion date, converted into 572,651 shares of common stock.

Following the automatic conversions, no shares of Series A Preferred or Series B Preferred remained issued or outstanding, and all associated conversion rights, dividend rights and liquidation preferences terminated.

Series C Convertible Preferred Stock

On April 21, 2026, the Company completed the issuance of 937,500 shares of Series C Preferred pursuant to the Securities Purchase Agreement dated January 31, 2026.

The Series C Preferred has an aggregate stated value of $9.375 million and was issued at a 20% original issue discount for gross proceeds of $7.5 million. After deducting placement agent commissions and other offering costs, the Company received net proceeds of approximately $6.8 million.

Each share of Series C Preferred has a stated value of $10.00 and is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the lesser of:

●	$10.00 per share; or

●	80% of the lowest closing sale price of the Company’s common stock during the five consecutive trading days immediately preceding the applicable conversion date, subject to a minimum conversion price of $1.00 per share.

The conversion price is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions, including the 2026 Reverse Split, as well as certain anti-dilution adjustments provided in the Certificate of Designation.

Conversion is subject to a 4.99% beneficial ownership limitation unless waived in accordance with the Certificate of Designation.

Holders of the Series C Preferred are entitled to cumulative dividends at the rate of 12% per annum based on the stated value. Dividends are payable monthly, in cash or in kind, if declared by the Board of Directors, beginning six months after the commencement of trading of the Company’s common stock on the Nasdaq Capital Market, and accrue only while the Series C Preferred remains outstanding.

Upon any liquidation, dissolution or winding up of the Company, or upon the occurrence of a Deemed Liquidation Event (as defined in the Certificate of Designation), holders of the Series C Preferred are entitled to receive, prior to any distribution to holders of common stock, the greater of (i) the stated value of the Series C Preferred or (ii) the amount that would have been payable had the Series C Preferred been converted into common stock immediately prior to such event.

The Company evaluated the accounting treatment of the Series C Preferred pursuant to ASC 480, Distinguishing Liabilities from Equity, ASC 480-10-S99 and ASC 815, Derivatives and Hedging. The Company concluded that the Series C Preferred is appropriately classified as permanent equity because it is not mandatorily redeemable and any deemed liquidation events are within the Company’s control. The Company further concluded that none of the embedded features require bifurcation as derivative instruments under ASC 815. Accordingly, the Series C Preferred is classified within stockholders’ equity, net of issuance costs.

In connection with the financing, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series C Preferred. During the quarter ended June 30, 2026, the Company filed the required registration statement with the Securities and Exchange Commission.

NOTE 7 – STOCK-BASED COMPENSATION

In November 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective in January 2021. The 2020 Plan provides for the grant of stock options and restricted stock awards to employees, directors and non-employee service providers.

Awards granted under the 2020 Plan expire no later than ten years from the date of grant. The exercise price of incentive stock options and nonqualified stock options granted under the 2020 Plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. Awards generally vest over a four-year service period, although awards may be granted with different vesting provisions. The 2020 Plan initially reserved 183,505 shares of the Company’s common stock for issuance.

Stock Options

No stock options were granted during the three and six months ended June 30, 2026 or 2025.

The Company recognizes stock-based compensation expense related to stock options on a straight-line basis over the requisite service periods of each award. As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options was approximately $159,404 and is expected to be recognized over a weighted-average period of approximately 0.9 year.

As of June 30, 2026, options to purchase an aggregate of 126,988 shares of the Company’s common stock were outstanding, of which 112,866 were exercisable.

Warrants

On April 24, 2026, the Company issued a warrant to purchase 3,379 shares of its common stock to a newly appointed member of the Board of Directors as a component of the director’s compensation. The warrant has an exercise price of $100.00 per share, expires ten years from the date of grant, and vests over a two-year period, with 25% of the underlying shares becoming exercisable on each six-month anniversary of the grant date, subject to the director’s continued service.

The Company determined the grant-date fair value of the warrant using the Black-Scholes option pricing model. The resulting fair value is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. As of June 30, 2026, unrecognized stock-based compensation expense related to the unvested director warrant was approximately $165,721, which is expected to be recognized over the remaining requisite service period of approximately 1.8 years.

No warrants were exercised, expired, or forfeited during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, warrants to purchase an aggregate of 30,076 shares of the Company’s common stock were outstanding, of which 26,697 were exercisable.

Summary of Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the accompanying condensed statements of operations:

	For the Three Months Ended June 30,
	2026	2025

Research and development	$27,452	$28,669
General and administrative	33,794	20,256
Total	$61,246	$48,925

	For the Six Months Ended June 30,
	2026	2025

Research and development	$54,904	$69,066
General and administrative	52,521	33,632
Total	$107,425	$102,698

NOTE 8 – SEGMENT REPORTING

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

The following tables present the significant expense categories reviewed by the CODM:

	For the Three Months Ended June 30,
	2026	2025
Research and Development
Personnel	$265,815	$137,609
Clinical and preclinical activities	230,875	5,662
Other	6,330	3,630
Total research and development	503,020	146,901

General and Administrative
Professional services	2,819,556	268,640
Personnel	244,065	116,922
Corporate expenses	182,260	66,262
Facility costs	39,600	37,501
Total general and administrative	3,285,481	489,325

Other Segment (Income) Expenses	(16,493)	19,717

Net Loss	$3,772,008	$655,943

	For the Six Months Ended June 30,
	2026	2025
Research and Development
Personnel	$428,599	$280,233
Clinical and preclinical activities	246,608	29,112
Other	9,960	7,260
Total research and development	685,167	316,605

General and Administrative
Professional services	3,247,071	470,128
Personnel	390,905	189,049
Corporate expenses	274,333	126,794
Facility costs	76,617	75,100
Total general and administrative	3,988,926	861,071

Other Segment Expenses	21,206	17,884

Net Loss	$4,695,299	$1,195,560

NOTE 9 – INCOME TAXES

The provision for income taxes for interim periods is determined, in accordance with ASC 740-270, Income Taxes—Interim Reporting, using an estimated annual effective tax rate, adjusted for discrete items recognized during the period, if any. Because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets, no income tax provision or benefit has been recognized for the periods presented. The estimated annual effective tax rate remains subject to change based on future operating results, changes in valuation allowances against deferred tax assets, changes in tax laws or their interpretation, and the recognition or derecognition of uncertain tax positions, if any.

Due to the Company’s cumulative operating losses and resulting full valuation allowance against its deferred tax assets, the Company did not record an income tax provision or benefit for the three and six months ended June 30, 2026 and 2025. Management has concluded that it is more likely than not that the Company’s deferred tax assets will not be realized.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, except for the matters disclosed in Note 5, there were no material subsequent events requiring recognition or additional disclosure in the accompanying condensed financial statements.

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

Overview

Lakewood-Amedex Biotherapeutics Inc. is a clinical-stage biotechnology company focused on the development of novel antimicrobial therapeutics for the treatment of serious infectious diseases, including infections caused by antibiotic-resistant bacteria. The Company’s lead product candidate, Nu-3 (Bisphosphocin® gel formulation), is being developed as a topical antimicrobial therapy for the treatment of iDFU. The Company is currently advancing preparations for a Phase 2a dose-comparison clinical study while continuing to develop its broader antimicrobial technology platform.

The three months ended June 30, 2026 represented a significant milestone in the Company’s evolution. During the quarter, the Company completed a private placement of its Series C Convertible Preferred Stock, generating approximately $7.5 million in gross proceeds, completed the listing of its common stock on the Nasdaq Capital Market, and substantially simplified its capital structure through the conversion of its outstanding preferred stock and convertible debt into common stock. These transactions significantly strengthened the Company’s balance sheet, enhanced its liquidity, and positioned the Company to advance its clinical development strategy.

Following the financing and Nasdaq listing, management’s primary focus shifted from capital formation to execution of the Company’s clinical development objectives. During the quarter, the Company expanded activities supporting its planned Phase 2a clinical study, including manufacturing, regulatory, and clinical planning activities necessary to advance Nu-3 toward its next stage of development. As a result, research and development expenses increased compared to the prior-year period. General and administrative expenses also increased significantly, primarily reflecting stock-based compensation, professional fees, advisory services, investor relations activities, legal and accounting costs, and other expenses associated with becoming a Nasdaq-listed public company.

The Company has incurred recurring operating losses since inception and expects to continue incurring losses as it advances the clinical development of Nu-3 and its other product candidates. While the capital raised during the quarter significantly improved the Company’s liquidity and provides financial resources to execute its near-term operating plans, the Company expects that additional capital will be required to complete clinical development, pursue regulatory approvals, and support commercialization activities. Management intends to continue evaluating a variety of financing alternatives to support the Company’s long-term strategic objectives.

Recent Developments

Series C Financing

On April 21, 2026, the Company completed a private placement of its Series C Convertible Preferred Stock, raising approximately $6.8 million in net proceeds. The financing significantly strengthened the Company’s capital resources and provided funding to support the advancement of its clinical development programs, including preparations for the planned Phase 2a clinical study of Nu-3 in iDFU. The financing also enabled the Company to satisfy key conditions necessary for its subsequent listing on the Nasdaq Capital Market.

Nasdaq Listing

On April 23, 2026, the Company’s common stock commenced trading on the Nasdaq Capital Market. Management believes the Nasdaq listing represents a significant milestone in the Company’s development by increasing its visibility within the investment community, broadening access to the public capital markets, and enhancing its ability to pursue future financing opportunities to support its long-term growth strategy.

Simplification of Capital Structure

In connection with the Nasdaq listing, all outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock, together with the Company’s outstanding convertible promissory notes and related accrued interest, automatically converted into shares of common stock pursuant to their respective terms. These conversions significantly simplified the Company’s capital structure by eliminating multiple classes of convertible securities and reducing future financing complexity.

Reverse Stock Split

On June 19, 2026, the Company effected a one-for-ten reverse stock split of its issued and outstanding common stock. The reverse stock split was implemented to satisfy the capital structure requirements associated with the Company’s financing transactions and Nasdaq listing. All share and per-share amounts presented in this Quarterly Report have been retroactively adjusted to give effect to the reverse stock split.

Advancement of Clinical Development

Following completion of the financing and Nasdaq listing, the Company accelerated activities supporting the advancement of Nu-3 (Bisphosphocin® gel formulation) toward its planned Phase 2a clinical study. During the quarter, the Company continued manufacturing, regulatory, and clinical planning activities and entered into agreements with third-party service providers to support future clinical development. These activities contributed to the increase in research and development expenditures during the quarter as the Company transitioned from financing activities to execution of its clinical development strategy.

Strengthened Financial Position

As a result of the financing transactions completed during the quarter, the Company substantially improved its liquidity and working capital position. At June 30, 2026, the Company held cash, cash equivalents, and certificates of deposit sufficient to support its near-term operating objectives of less than 12 months. Although management believes the Company’s current capital resources will enable it to continue advancing its clinical development plans, the Company expects that additional financing will ultimately be required to complete the development of its product candidates, obtain regulatory approvals, and support future commercialization activities.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	503,020	$146,901	356,119
General and administrative	3,285,481	489,325	2,796,156
Depreciation	1,159	1,158	1
Total operating expenses	3,789,660	637,384	3,152,276
Loss from operations	(3,789,660)	(637,384)	(3,152,276)
Other income (expense), net:
Interest income	28,285	5,390	22,895
Interest expense	(10,633)	(23,949)	13,316
Total other income (expense), net	17,652	(18,559)	36,211
Net loss	$(3,772,008)	$(655,943)	$(3,116,065)

Research and development expenses

The following table summarizes our R&D expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change
Personnel-related expenses	$265,815	$137,609	$128,206
Clinical and pre-clinical expenses	230,875	5,662	225,213
Other expenses	6,330	3,630	2,700
Total research and development expenses	$503,020	$146,901	$356,119

Research and development expenses increased approximately $356 thousand, or 242%, to $503 thousand for the three months ended June 30, 2026, compared to $147 thousand for the comparable period in 2025.

Personnel-related expenses increased approximately $128 thousand, primarily reflecting increased compensation and stock-based compensation as the Company expanded activities to support its clinical development programs and the partial restoration of previously reduced executive compensation. The increase in clinical and pre-clinical expenses was primarily attributable to a $225 thousand increase expenses associated with manufacturing, regulatory, and other activities supporting the Company’s planned Phase 2a clinical study of Nu-3 in iDFU, which had previously been put on hold while the Company completed its financing and Nasdaq listing. Other research and development expenses remained relatively consistent with the prior-year period.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025	Change
Professional services	$2,819,556	$268,640	$2,550,916
Personnel-related expenses	244,065	116,922	127,143
Corporate expenses	182,260	66,262	115,998
Facility costs	39,600	37,501	2,099
Total general and administrative expenses	$3,285,481	$489,325	$2,796,156

General and administrative expenses increased approximately $2.8 million, or 571%, to $3.3 million for the three months ended June 30, 2026, compared to $489 thousand for the comparable period in 2025.

The increase was primarily attributable to approximately $2.6 million increase in professional services, principally reflecting approximately $2.4 million of noncash professional service expense recognized in connection with the issuance of common stock for placement agent advisory services. The remaining increase in professional services primarily reflects higher Nasdaq listing and compliance costs, patent-related legal fees, audit and accounting fees, and other professional fees associated with the Company’s transition to operating as a Nasdaq-listed public company.

Personnel-related expenses increased approximately $127 thousand, primarily reflecting increased stock-based compensation and compensation, including changes in executive compensation allocations and the partial restoration of previously reduced executive compensation. Corporate expenses increased approximately $116 thousand, primarily due to higher directors’ and officers’ insurance premiums, investor relations activities, and other public company operating costs. Facility costs remained substantially consistent with the prior-year period.

Other income (expense), net

Other income, net was approximately $18 thousand for the three months ended June 30, 2026, compared to other expense, net of approximately $19 thousand for the comparable period in 2025, representing a favorable change of approximately $36 thousand.

The improvement was primarily attributable to approximately $23 thousand increase in interest income resulting from higher average cash balances following completion of the Company’s Series C financing, together with approximately $13 thousand decrease in interest expense resulting from the automatic conversion of the Company’s outstanding convertible promissory notes into common stock upon the Company’s Nasdaq listing. As a result, the Company generated net other income during the 2026 period compared with net other expense during the comparable prior-year period.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	685,167	$316,605	368,562
General and administrative	3,988,926	861,071	3,127,855
Depreciation	2,317	2,317	—
Total operating expenses	4,676,410	1,179,993	3,496,417
Loss from operations	(4,676,410)	(1,179,993)	(3,496,417)
Other income (expense), net:
Interest income	29,363	9,697	19,666
Interest expense	(48,852)	(25,264)	(23,588)
Other income	600	—	600
Total other (expense), net	(18,889)	(15,567)	(3,322)
Net loss	$(4,695,299)	$(1,195,560)	$(3,499,739)

Research and development expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
Personnel-related expenses	$428,599	$280,233	$148,366
Clinical and pre-clinical expenses	246,608	29,112	217,496
Other expenses	9,960	7,260	2,700
Total research and development expenses	$685,167	$316,605	$368,562

Research and development expenses increased approximately $369 thousand, or 116%, to $685 thousand for the six months ended June 30, 2026, compared to approximately $317 thousand for the comparable period in 2025.

Personnel-related expenses increased approximately $148 thousand, primarily due to increased compensation and stock-based compensation associated with expanded research and development activities and the partial restoration of previously reduced executive compensation. The clinical and pre-clinical expenses increase primarily reflects approximately $217 thousand increase in expenses associated with manufacturing, regulatory, and clinical development activities supporting the Company’s planned Phase 2a clinical study of Nu-3 in iDFU, which had previously been put on hold while the company completed its financing and Nasdaq listing. Other research and development expenses remained substantially consistent with the prior-year period.

General and administrative expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025	Change
Professional services	$3,247,071	$470,128	$2,776,943
Personnel-related expenses	390,905	189,049	201,856
Corporate expenses	274,333	126,794	147,539
Facility costs	76,617	75,100	1,517
Total general and administrative expenses	$3,988,926	$861,071	$3,127,855

General and administrative expenses increased approximately $3.1 million, or 363%, to approximately $4.0 million for the six months ended June 30, 2026, compared to approximately $861 thousand for the comparable period in 2025.

The increase was primarily attributable to approximately $2.8 million increase in professional services, principally reflecting approximately $2.4 million of noncash professional service expense recognized in connection with the issuance of common stock for placement agent advisory services. The remaining increase in professional services primarily reflects higher Nasdaq listing and compliance costs, patent-related legal fees, audit and accounting fees, and other professional fees associated with the Company’s transition to operating as a Nasdaq-listed public company and compliance with its ongoing SEC reporting obligations.

Personnel-related expenses increased approximately $202 thousand, primarily reflecting higher stock-based compensation and compensation, including changes in executive compensation allocations. Corporate expenses increased approximately $148 thousand, primarily due to increased directors’ and officers’ insurance, investor relations activities, Nasdaq listing fees, and other public company operating costs. Facility costs remained substantially unchanged from the comparable prior-year period.

Other income (expense), net

Other expense, net was approximately $19 thousand for the six months ended June 30, 2026, compared to approximately $16 thousand for the comparable period in 2025.

Interest income increased approximately $20 thousand as a result of higher average cash balances following completion of the Series C financing. Interest expense increased approximately $24 thousand, primarily reflecting interest incurred on convertible promissory notes outstanding prior to their automatic conversion into common stock upon the Company’s Nasdaq listing.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the issuance of equity securities and convertible debt. The Company has incurred recurring operating losses and negative cash flows from operations as it has advanced the development of its product candidates. At June 30, 2026, the Company had $2.6 million in cash and cash equivalents, $2.0 million in certificates of deposit, and working capital of approximately $4.2 million, compared to $236 thousand in cash and cash equivalents and a working capital deficit of approximately $2.1 million at December 31, 2025.

The significant improvement in the Company’s liquidity and financial position during the six months ended June 30, 2026 was primarily attributable to the completion of its Series C Convertible Preferred Stock financing, which generated net proceeds of approximately $6.8 million. In addition, the automatic conversion of the Company’s outstanding Series A and Series B Convertible Preferred Stock and convertible promissory notes into common stock in connection with the Nasdaq listing significantly reduced current liabilities and simplified the Company’s capital structure.

The Company continues to invest in the advancement of Nu-3 (Bisphosphocin® gel formulation), including manufacturing, regulatory, and clinical development activities supporting its planned Phase 2a clinical study. Management believes that the Company’s existing cash, cash equivalents, investments, and anticipated interest income will be sufficient to fund its currently planned operating activities for the foreseeable future of less than 12 months. Nevertheless, because the Company expects to continue incurring operating losses as it advances the clinical development of its product candidates, additional capital will ultimately be required to complete clinical development, obtain regulatory approvals, and support future commercialization activities. Management intends to continue evaluating a variety of financing alternatives, including equity financings, strategic collaborations, licensing arrangements, and other sources of capital to support the Company’s long-term business objectives.

Cash flows

For the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,453,721)	$(912,643)
Net cash used in investing activities	(2,000,000)	—
Net cash provided by financing activities	6,802,095	1,500,000
Net increase in cash and cash equivalents	$2,348,374	$587,357

Operating Activities

Net cash used in operating activities increased to approximately $2.5 million for the six months ended June 30, 2026 from approximately $913 thousand for the comparable period in 2025. The increase primarily reflects expanded operating activities associated with the Company’s clinical development programs and increased costs incurred in connection with operating as a Nasdaq-listed public company. Cash used in operating activities was partially offset by significant noncash charges, including approximately $2.4 million of noncash professional service expense recognized in connection with the issuance of common stock for placement agent advisory services, as well as stock-based compensation and other noncash expenses.

Investing Activities

Net cash used in investing activities was approximately $2.0 million for the six months ended June 30, 2026, compared to no investing activities during the comparable prior-year period. Investing activities consisted primarily of the purchase of certificates of deposit using a portion of the proceeds received from the Company’s Series C Convertible Preferred Stock financing. These investments were made to earn interest on excess cash while preserving liquidity to support the Company’s planned operating activities.

Financing Activities

Net cash provided by financing activities was approximately $6.8 million for the six months ended June 30, 2026, compared to $1.5 million for the comparable period in 2025. Financing activities during the 2026 period consisted primarily of the net proceeds received from the issuance of the Company’s Series C Convertible Preferred Stock. Financing activities during the comparable 2025 period consisted primarily of proceeds received from convertible promissory notes used to fund the Company’s operations.

Material Cash Requirements

The Company’s material cash requirements consist primarily of expenditures to support its clinical development programs, personnel costs, professional services, facility lease obligations, and general corporate operating expenses.

Operating Lease

The Company leases office space in University Park, Florida, under a non-cancelable operating lease that expires on April 30, 2027. The Company expects to satisfy its lease obligations through cash generated from its existing liquidity resources. Additional information regarding the Company’s lease commitments is included in Note 5 to the condensed financial statements included elsewhere in this Quarterly Report.

Research and Development Commitments

The Company expects to continue to incur significant expenditures related to the development of Nu-3 (Bisphosphocin® gel formulation), including manufacturing, regulatory, clinical trial, and other development activities associated with its planned Phase 2a clinical study. The Company has entered into agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), laboratories, and other third-party service providers to support these activities. The timing and amount of future payments under these arrangements will depend on the progress of clinical development and other research activities. Additional information regarding the Company’s research and development commitments is included in Note 5 to the condensed financial statements included elsewhere in this Quarterly Report.

Public Company Costs

As a Nasdaq-listed public company, the Company expects to continue to incur increased costs associated with SEC reporting, Nasdaq listing fees, legal and accounting services, directors’ and officers’ insurance, investor relations, and other corporate governance and compliance requirements. Management expects these expenditures to remain higher than historical levels as the Company continues to operate as a public reporting company.

The Company expects to fund these cash requirements through its existing cash, cash equivalents, short-term investments and, as necessary, future financing activities.

Critical Accounting Policies and Estimates

The preparation of our condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

There have been no material changes to the Company’s critical accounting policies and estimates from those described in the Company’s Registration Statement on Form S-1 (File No. 333-292664), as amended, during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2026, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

The material weaknesses identified by management include the following:

●	Limited documentation of the Company’s system of internal control over financial reporting, including formal control policies and procedures.

●	Limited segregation of duties in the handling of cash receipts, cash disbursements and other accounting functions due primarily to the Company’s limited number of employees.

●	Insufficient management review controls over significant accounting areas, including investments, earnings per share, stock-based compensation, income taxes and right-of-use lease accounting.

●	Information technology general controls that were not designed and operating effectively to appropriately restrict access to applications and data, maintain appropriate segregation of duties, and monitor changes to financial information.

The material weaknesses described above are the same material weaknesses previously disclosed in the Company’s Registration Statement on Form S-1 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The Company continues to evaluate and implement remediation measures intended to address these material weaknesses, including enhancing documentation and review procedures, strengthening access and monitoring controls, and utilizing external consultants and other resources where appropriate. Because of the Company’s limited personnel and financial resources, remediation efforts are expected to be implemented over time. While management is committed to strengthening the Company’s internal control environment, there can be no assurance regarding the timing of remediation or whether the implemented measures will fully remediate the identified material weaknesses.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as of 1934, as amended) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities

On January 31, 2026, we entered into a securities purchase agreement with an accredited investor, pursuant to which we sold, an aggregate of 937,500 shares of Series C Convertible Preferred Stock in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act. The Series C Convertible Preferred Stock has an aggregate stated value of $9.375 million, and the investor purchased the shares for an aggregate purchase price of $7.5 million, representing a 20% original issue discount.

The financing closed on April 21, 2026, resulting in net proceeds to the Company of approximately $6.8 million after payment of placement agent fees and other offering-related expenses. Through June 30, 2026, the holder converted an aggregate of 440,343 shares of Series C Convertible Preferred Stock into shares of the Company’s common stock in accordance with the terms of the Certificate of Designation. As of June 30, 2026, 497,157 shares of Series C Convertible Preferred Stock remained outstanding.

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

On April 21, 2026, the Company issued 658 shares of Common Stock to its SEC counsel in consideration for legal services provided in connection with the Company's securities filings and Nasdaq listing. The shares were valued at approximately $75,000 and the amount was recorded as professional fees. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 23, 2026, upon the Company’s listing on the Nasdaq Capital Market, the Company issued 27,273 shares of common stock to the Placement Agent representing the Advisory Shares valued at $2,359,080. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

(b)	Use of Proceeds

None

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Index	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.2	Articles of Conversion (incorporated by reference to Exhibit 3.2 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.3	Certificate of Amendment dated September 29, 2025 (incorporated by reference to Exhibit 3.3 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.4	Form of Amendment to Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.1	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.2	Form of Stock Option Agreement (Employee) under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.3	Form of Stock Option Agreement (Non-Employee) under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.4	Employment Agreement, dated September 15, 2025, by and between the Company and Thomas Balzer (incorporated by reference to Exhibit 10.4 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.5	Employment Agreement, dated September 15, 2025, by and between the Company and Kelvin Cooper (incorporated by reference to Exhibit 10.5 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.6	Employment Agreement, dated September 15, 2025, by and between the Company and Peter Ceccacci (incorporated by reference to Exhibit 10.6 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.7	Board of Directors Agreement, dated April 24, 2026, between the Company and Joseph Tucker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.8	Warrant Agreement, dated April 24, 2026, between the Company and Joseph Tucker (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.9	Board of Directors Agreement, dated July 1, 2021, between the Company and Douglas Joseph Manion (incorporated by reference to Exhibit 10.8 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.10	Board of Directors Agreement, dated July 12, 2017, between the Company and Leonard J. DeRoma (incorporated by reference to Exhibit 10.9 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.11	Registration Rights Agreement, dated January 31, 2026, between the Company and the Purchaser (incorporated by reference to Exhibit 10.10 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.12	Securities Purchase Agreement, dated January 31, 2026, between the Company and the Purchaser (incorporated by reference to Exhibit 10.11 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.13	Certificate of Designations of Preferences, Limitations, Restrictions and Relative Rights of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 10.12 to the Registrant’s S-1/A, Registration No. 333-292664, filed with the SEC on February 5, 2026).
10.14	Form of Warrant Agreement between the Company and the Holder (incorporated by reference to Exhibit 10.13 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.15	Financial Advisory and Placement Agency Agreement, dated February 10, 2025, by and between the Company and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
10.16	Amendment to Financial Advisory and Placement Agency Agreement, dated March 7, 2025, by and between Company and RBW Capital Partners LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s S-1, Registration No. 333-292664, filed with the SEC on January 9, 2026).
31.1*	Certification of Chief Executive Officer, dated August 13, 2026 pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, dated August 13, 2026 pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, dated August 13, 2026 pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, dated August 13, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Dated: August 13, 2026